Form 10-K
period 2006-12-31
GreenPoint Mortgage Funding Trust 2006-AR7
filed 2007-04-02
CIK 1380898

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
Delaware
(I.R.S. Employer Identification No.)
74-2440850
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
New York, New York
745 Seventh Avenue, 7th Floor
(Zip Code)
10019
(212) 526-7000
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2006
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
GreenPoint Mortgage Funding Trust, Series 2006-AR7
Documents incorporated by reference:
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ N o ]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Structured Asset Securities Corporation (Depositor)
Lehman Brothers Holdings Inc.
333-133985-29
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of
December 31, 2006.
Not Applicable.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement;
and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Certain information is incorporated by reference below under Additional Disclosure Items Pursuant to
General Instruction J.
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART II
None.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 9A(T). Controls and Procedures.
Not Applicable.
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
a) 1. Not Applicable.
Item 15. Exhibits, Financial Statement Schedules.
2. Not Applicable.
3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
b) See (a) above.
c) Not Applicable.
PART IV
ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J
Item 1112(b) of Regulation AB.
Item 1114(b)(2) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
See Exhibit 33 and Exhibit 34.
Servicer Compliance Statement.
See Exhibit 35.
Significant Obligors of Pool Assets (Financial Information).
Item 1115(b) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain Derivatives
Instruments (Information Regarding Significant Enhancement
Providers Financial Information).
Certain Derivatives Instruments (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
Not Applicable.
The consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, all of Financial Security Assurance Inc. and Subsidiaries, are incorporated herein by reference from Exhibit 99-1 of the
Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd. for the fiscal year ended December 31,
2006, as filed with the Commission on April 2, 2007.
Not Applicable.
Not Applicable.
Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-k.
Greenpoint Mortgage Funding, Inc.'s report on assessment of compliance with servicing criteria and the related registered public accounting firm's attestation report identify the following material instances of noncompliance with the servicing criteria: With respect to Item 1122(d)(1)(i), there were no policies and procedures instituted to monitor the performance or other triggers and events of defaults in accordance with the transaction agreements; with respect to Item 1122(d)(2)(iv), the related accounts for each transaction were not maintained as set forth in agreements; with respect to Item 1122(d)(3)(ii), amounts due to Investors were not remitted in accordance with the timeframes set forth in transaction agreements.
SIGNATURES
By (Signature and Title):
Date
April 2, 2007
/s/ E. Todd Whittemore
E. Todd Whittemore
Executive Vice President, Master Servicing
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Aurora Loan Services LLC, as Master Servicer
GreenPoint Mortgage Funding Trust, Series 2006-AR7
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 31 302 Sarbanes-Oxley Certification
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
Exhibit 35 Item 1123 Servicer Compliance Statement
Exhibit 4
Trust Agreement, dated as of November 1, 2006 (the "Agreement"), is by and among Structured Asset
Securities Corporation, a Delaware corporation, as depositor (the "Depositor"), Aurora Loan Services LLC, as master servicer (the "Master Servicer"), and U.S. Bank National Association, a national banking association, as trustee (the "Trustee") (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form
8-K of the registrant, as filed with the Commission on December 15, 2006).
Exhibit 10 Incorporated by reference as Exhibit 4.
Copy of the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended
December 31, 2006, all of Financial Security Assurance Inc. and Subsidiaries, are incorporated herein by reference from Exhibit 99-1 of the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd.
for the fiscal year ended December 31, 2006, as filed with the Commission on April 2, 2007.
Exhibit 99.1
a) Assurant Inc., as Sub-Contractor for Greenpoint Mortgage Funding, Inc.
b) Aurora Loan Services LLC, as Master Servicer
c) GMAC Mortgage, LLC, as Servicer
d) Greenpoint Mortgage Funding, Inc., as Servicer
e) LandAmerica Tax and Flood Services, Inc., as Sub-Contractor for Greenpoint Mortgage Funding, Inc.
f) U.S. Bank National Association, as Trustee, Paying Agent and Custodian
a) Assurant Inc., as Sub-Contractor for Greenpoint Mortgage Funding, Inc.
b) Aurora Loan Services LLC, as Master Servicer
c) GMAC Mortgage, LLC, as Servicer
d) Greenpoint Mortgage Funding, Inc., as Servicer
e) LandAmerica Tax and Flood Services, Inc., as Sub-Contractor for Greenpoint Mortgage Funding, Inc.
f) U.S. Bank National Association, as Trustee, Paying Agent and Custodian
a) Aurora Loan Services LLC, as Master Servicer
b) GMAC Mortgage, LLC, as Servicer
c) Greenpoint Mortgage Funding, Inc., as Servicer